Form 10-Q
period 2013-05-31
Anchor CNGo
filed 2013-07-10
CIK 1556169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission File No. 333-185745

ANCHOR CNGO CORP.

(Exact name of registrant as specified in its charter)

Florida	46-0614858
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

301 North E Street

Lake Worth, FL 33460

(Address of principal executive offices)

908-892-4958

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 1, 2013, the registrant had 1,305,000 shares of its Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to fund and implement our business plan and generate revenues, compliance with government and regulation, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANCHOR CNGO CORP.

(F/K/A ANCHOR RESORT CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	May 31, 2013	August 31, 2012
	(Unaudited)

ASSETS

Current Assets
Cash	$30,699	$108,000
Prepaid expenses	-	7,000
Investment securities at fair value	26,050	-
Interest receivable	547	-
Total current assets	57,296	115,000

Fixed assets, net	4,627	1,384

Total Assets	$61,923	$116,384

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$8,183	$-
Total Liabilities	8,183	-

Stockholders' Equity
Preferred stock, $0.001 par value; 500,000 shares authorized, none issued and outstanding	-	-
Convertible Series A Preferred stock, $0.001 par value; 500,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 1,305,000 and 1,250,000 shares, respectively, issued and outstanding	1,305	1,250
Additional paid-in capital	134,695	123,750
Subscription receivables	(2,315)	(2,315)
Deficit accumulated during the development stage	(77,925)	(6,301)
Accumulated comprehensive loss	(2,020)	-
Total Stockholders' Equity	53,740	116,384

Total Liabilities and Stockholders' Equity	$61,923	$116,384

 See Accompanying Notes to Condensed Unaudited Financial Statements

ANCHOR CNGO CORP.

(F/K/A ANCHOR RESORT CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Nine Months Ended	For the Period from June 8, 2012 (Inception) to
	May 31, 2013	May 31, 2013	May 31, 2013

Operating Expenses
Professional fees	$16,999	$47,585	$52,585
General and administrative	9,063	25,682	26,983
Total Operating Expenses	26,062	73,267	79,568

LOSS FROM OPERATION	(26,062)	(73,267)	(79,568)

Other Income
Interest income	548	1,643	1,643

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(25,514)	(71,624)	(77,925)

Provision for Income Taxes	-	-	-

NET LOSS	$(25,514)	$(71,624)	$(77,925)

OTHER COMPRENHENSIVE LOSS

Loss on investment securities	(860)	(2,020)	(2,020)

COMPREHENSIVE LOSS	$(26,374)	$(73,644)	$(79,945)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.06)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,305,000	1,288,242

See Accompanying Notes to Condensed Unaudited Financial Statements

ANCHOR CNGO CORP.

(F/K/A ANCHOR RESORT CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Period from June 8, 2012
	May 31, 2013	(Inception) to May 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(71,624)	$(77,925)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	400	487
Stock issued for services	5,500	5,500
Imputed compensation	5,500	5,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7,000	-
Increase in interest receivables	(547)	(547)
Increase in accounts payable	8,183	8,183
Net Cash Used In Operating Activities	(45,588)	(58,802)

Cash Flows From Investing Activities:
Purchased of fixed assets	(3,643)	(5,114)
Purchase of investment securities	(28,070)	(28,070)
Net Cash Used in Investing Activities	(31,713)	(33,184)

Cash Flows From Financing Activities:
Proceeds from stock issuances	-	122,685
Increase in loan payable - related party	600	600
Repayment in loan payable - related party	(600)	(600)
Net Cash Provided by Financing Activities	-	122,685

Net Increase / (decrease) in Cash	(77,301)	30,699

Cash at Beginning of Period	108,000	-

Cash at End of Period	$30,699	$30,699

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Comprenhesive loss on investment securities	$2,020	$2,020

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable $2,315. See Note 3(B).

See Accompanying Notes to Condensed Unaudited Financial Statements

ANCHOR CNGO CORP.

(F/K/A ANCHOR RESORT CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MAY 31, 2013

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Anchor CNGo Corp. (f/k/a Anchor Resort Corp.) (a development stage company) (the "Company") was incorporated under the laws of the State of Florida on June 8, 2012. The Company plans to build and operate Compressed Natural Gas (CNG) dispensing stations to fuel vehicles in Florida. The Company’s fiscal year end is August 31.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. The most significant estimates include the valuation of marketable securities, valuation of deferred tax allowance and estimated lives of depreciable assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2013 and August 31, 2012, the Company had no cash equivalents.

(D) Marketable Securities

Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in accumulated other comprehensive loss, a component of equity. The realized gains and losses for available-for-sale securities are included in other income and expense in the Statement of Operations.

(E) Fixed Assets

The Company values fixed assets at cost and depreciates these assets using the straight-line method over their expected useful life. The Company depreciates equipment over a five-year useful life.

In accordance with ASC No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of May 31, 2013, there were no common share equivalents outstanding.

(G) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(J) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including prepaid expenses and loans payable - related party approximate fair value due to the relatively short period to maturity for these instruments.

(K) Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for convertible notes payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same .

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

		Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities available for sale at May 31, 2013	$26,050	$-	$-

Available-for-sale investments at fair value as of May 31, 2013 were as follows:

Marketable Securities (Cost)	$28,070
Unrealized Loss	(2,020)
Estimated Fair Value	$26,050

(L) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2	FIXED ASSETS

At May 31, 2013 and August 31, 2012, property and equipment assets were as follows:

	May 31, 2013	August 31, 2012
Fixed Assets	$5,114	$1,471
Less: Accumulated depreciation	(487)	(87)
Total fixed assets, net	$4,627	$1,384

Depreciation and amortization expense for the three and nine months ended May 31, 2013, and for the period from June 8, 2012 (inception) to May 31, 2013 was $211, $400 and $487, respectively.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company authorized 1,000,000 shares of preferred stock with a par value of $.001 per share, of which 500,000 shares of Preferred Stock was designated to Series A Convertible Preferred Stock. Rights and preferences are to be determined by the board of directors. The Series A Convertible Preferred Stock have a stated value of $10 per share and can be converted at a ratio of one for ten fully-paid and non-assessable share of common stock. All fractional shares resulting from the conversion were rounded up to the next full numbers.

In the event of any liquidation, dissolution, or winding up of the Company, the holders of shares of Series A Convertible Preferred Stock shall be entitled to receive, immediately after any distribution to Senior Securities and prior to Junior Securities, but in parity with any distribution to Parity Securities, an amount per share equal to the sum of $10 and all accrued and unpaid dividends.

(B) Common Stock Issued for Cash

On July 5, 2012, the Company issued 1,250,000 shares of common stock ($0.10/share) for cash of $122,685 and a subscription receivable of $2,315 to founders.

(C) Common Stock Issued for Services

On November 28, 2012, the Company issued 15,000 shares of common stock with a fair value of $1,500 ($0.10/share) based on recent cash sales to a related party for the Board of Directors service (See Note 4).

On November 20, 2012, the Company issued 40,000 shares of common stock with a fair value of $4,000 ($0.10/share) based on recent cash sales to two individuals for the Board of Directors services.

(D) In-Kind Contribution of Services

During the three months ended May 31, 2013, the Officer of the Company contributed services having a fair value of $3,000 (See Note 4).

During the three months ended February 28, 2013, the Officer of the Company contributed services having a fair value of $2,500 (See Note 4).

NOTE 4	RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2013, the Officer of the Company contributed services having a fair value of $3,000 (See Note 3).

During the three months ended February 28, 2013, the Officer of the Company contributed services having a fair value of $2,500 (See Note 3).

For the nine months ended May 31, 2013, the founder paid $600 of general and administrative expenses on behalf of the Company. The amount was repaid as of February 28, 2013.

On November 28, 2012, the Company issued 15,000 shares of common stock with a fair value of $1,500 ($0.10/share) based on recent cash sales to a related party for the Board of Directors service (See Note 3).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has used cash in operations of $58,802 from inception and has a net loss since inception $77,925. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional stockholder loans and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

Our primary focus over the course of the next 12 months will be to concentrate on developing, opening and operating one or more compressed natural gas motor vehicle fueling stations.

We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as investigating potential sites for compressed gas motor vehicle fueling stations, reviewing zoning and environmental regulations relating to such stations, investigating sources of supply for natural gas and compressed natural gas fueling station machinery and equipment, identifying potential contractors for building stations and development of our proposed financing. Our ability to proceed with our plan to develop and operate compressed natural gas fueling stations depends upon our obtaining adequate financial resources through this offering. As of May 31, 2013, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company and for planning and developing our plans to open compressed natural gas fueling stations.

Milestones to Implement our Business Plan

Below is a brief description of the activities which we have established to achieve the opening of our initial CNG fueling station. These activities were undertaken by our officers.

The following activities have already been accomplished:

·             Located site for CNG fueling station located at 2700 W. Kings Highway, Fort Pierce, Florida 34945.

·             Made tentative arrangements to lease the site.

·             Worked with consulting engineers to develop a site plan for the CNG fueling station.

·             Held a pre-application meeting with the City of Fort Pierce Planning Department to review the site plan and other planning issues for the station.

·             Met with the county Fire Marshal concerning fire safety requirements for the station.

·             Met with local gas and electric utilities about upgrades for the site.

·             Worked with Phoenix Energy Corp. to develop a proposal to design, equip and start-up the station.

Management believes that we will require approximately $422,000 of available capital to build, equip and open our initial CNG fueling station which we hope to receive from the proceeds of this offering. Upon the availability of such proceeds we will take the following activities to open our initial CNG fueling station. We estimate that these activities will be completed and the station opened for business on the following schedule after the availability of such capital.

·             Formalize a lease for the station location. - 5 Days

·             Apply for applicable building permits and licenses. - 5 Days

·             Prepare the site for installation of the CNG fueling systems. - 30 Days

·             Purchase and install the CNG fueling systems. - 45 Days

·             Hire and train employees, acquire initial inventory of CNG and open the station. - 60 Days

Capital Requirements

We will require approximately $422,000 of available capital to proceed on the acquisition and construction of our initial CNG fueling station. If such capital does not become available from the proceeds of this offering or other sources we will continue development stage operations for the next 12 months from available cash on hand while seeking additional sources of capital. There can be no assurance that such additional capital will be available. We believe that our working capital on hand, $49,113 as of May 31, 2013, will provide sufficient capital to continue in the development stage for the next 12 months since our working capital needed will be minimal until we have sufficient capital to proceed on our first CNG fueling station.

If we succeed in opening one or more compressed natural gas fueling stations we anticipate that fuel sales at such stations will generate sufficient cash flow to support our operations for the next twelve months. However, this is based on our assumption of achieving significant sales of fuel at our stations and there can be no assurance that such sales levels will be achieved. Therefore, we may require additional financing through loans and other arrangements, including the sale of additional common stock or preferred stock.

There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders, including the investors in this offering, could be substantially diluted. In the event that we do not have sufficient capital to support our operations we may have to curtain our operations.

Our officers will provide daily management of our company, including administration, financial management, production, marketing and sales. We will also engage other employees and service organizations to provide services as the need for them arise. These could include services such as computer systems, sales, marketing, advertising, public relations, cash management, accounting, and administration.

We are subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal advice, filing expenses, financial and reporting controls and shareholder communications and estimate the cost to be approximately $8,000 to $15,000 for the next twelve months. We expect to pay such costs from a combination of cash on hand, the proceeds of our public offering and cash generated by product sales.

We expect our initial operating expenses will be paid for by utilization of cash on hand, some of the proceeds of our public offering and from cash flows generated from product sales.

There can be no assurance that we will be able to successfully develop and open any compressed natural gas fueling stations. We believe that we can control the operating and general and administrative expenses of our operations to be within the cash available from this offering and from the sales which we may make at any fueling stations we open. If our initial operations indicate that our business can establish and fulfill a demand for compressed natural gas fueling services on a basis which will lead to establishment of a profitable business we may seek additional sources of cash to grow the business. We do not currently have any commitments from customers for the use of our proposed fueling stations or for additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of May 31, 2013.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sale of equity securities.

None.

Use of proceeds from initial public offering.

Our Registration Statement on Form S-1 (Commission File No. 333-185745) became effective on June 7, 2013. We registered 500,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $5,000,000 and also registered the shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. The offering has not commenced pending approval of blue sky registration. The offering will be made directly by us and is not being underwritten. As of July 10, 2013 no sales have been made in the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description

31.1	Rule 13a-14(a) / 15d -14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 10, 2013

ANCHOR CNGO CORP.

By: /s/ Gregory Liddy
Gregory Liddy
President and Chief Executive Officer (Principal
Executive Officer) and Principal Financial Officer

