Form 10-Q/A
period 2013-05-31
Anchor CNGo
filed 2013-07-23
CIK 1556169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A-1

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

908-892-4958

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of July 1, 2013, the registrant had 1,305,000 shares of its Common Stock outstanding.

ANCHOR CNGO CORP.

FORM 10-Q / A-1

For the Quarterly Period Ended May 31, 2013

EXPLANATORY NOTE

Anchor CNGO Corp. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on July 10, 2013 (the “Original Filing” and together with the Form 10-Q /A, the “Form 10-Q”) to furnish additional exhibits representing the required XBRL files.

		Page

Item 6.	Exhibits	3

Signatures		4

ITEM 6. EXHIBITS

No.	Exhibit Description

31.1	Rule 13a-14(a) / 15d -14(a) Certification of Principal Executive Officer. (1)
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer. (1)
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer. (1)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

———————

(1)

Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2013.

*

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2013

ANCHOR CNGO CORP.

By:	/s/ Gregory Liddy
Gregory Liddy
President and Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer

4